Form 10-K
period 2005-12-31
GSAA Home Equity Trust 2005-11
filed 2006-03-31
CIK 1340307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

       Or

[ ]    Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the transition period from   to


                                           Commission File Number  333-120274-35

                         GS MORTGAGE SECURITIES CORP.
         (as Depositor under the Master Servicing and Trust Agreement, dated as of September 1, 2005, providing for the issuance of
                 Asset-Backed Certificates, Series 2005-11)
             (Exact name of registrant as specified in its charter)

       Delaware                                       13-3387389
  State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization                     Identification No.)

85 Broad Street
New York, New York                                        10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (212) 902-1000

                         GSAA Home Equity Trust 2005-11
                    Asset-Backed Certificates Series 2005-11
            (Title of each class of securities covered by this form)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving the trust created under the Master Servicing and Trust Agreement, the Trustee, any Servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Currently,   there  is   no  established   secondary   market  for  the
         Certificates known to the Registrant. As of December 31, 2005, the number of holders of each class of offered certificates was 32 based on records provided by The Depository Trust Company.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         None.
                                      -2-

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

         JPMorgan Chase Bank N.A., as Master Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.1 hereto.

         Countrywide Home Loans Servicing LP, as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.2 hereto.

         GreenPoint Mortgage Funding, Inc., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.3 hereto.

         National City Mortgage Co., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.4 hereto.

         Suntrust Mortgage Inc., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.5 hereto.

         Wells Fargo Bank, N.A., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.6 hereto.


(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              By:     /s/ Michelle Gill
                                    --------------------------------------
                                  Name:  Michelle Gill
                                 Title:  Vice President
                                  Date:  March 29, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

31.1    Rule 13a-14(a)/15d-14(a) Certification

99.1    JPMorgan Chase Bank N.A., as Master Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.2    Countrywide Home Loans Servicing LP, as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.3    GreenPoint Mortgage Funding, Inc., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.4    National City Mortgage Co., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.5    Suntrust Mortgage Inc., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

                                  EXHIBIT 31.1
                     Rule 13a-14(a)/15d-14(a) Certification
                                  -------------

                                  CERTIFICATION

     Re: GSAA Home Equity Trust 2005-11 (the "Trust") Asset-Backed Certificates Series 2005-11, issued pursuant to the Master Servicing and Trust Agreement, dated as of September 1, 2005 (the "Trust Agreement"), among GS Mortgage Securities Corp., as a depositor (the "Depositor"), Wachovia Bank, N.A. as trustee (in such capacity, the "Trustee"), Deutsche Bank National Trust Company ("Deutsche Bank"), as a custodian, J.P. Morgan Trust Company, National Association ("JPMorgan"), as a custodian (Deutsche Bank and JPMorgan, each a "Custodian" and together the "Custodians") and JPMorgan Chase Bank, National Association, as master servicer (in such capacity, the "Master Servicer") and as securities administrator (in such capacity, the "Securities Administrator"), Countrywide Home Loans Servicing LP, GreenPoint Mortgage Funding, Inc., SunTrust Mortgage Inc., and Wells Fargo Bank, N.A. as servicers (the "Servicers") pursuant to the respective servicing agreements (the "Servicing Agreements")


I, Michelle Gill, certify that:

1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Securities Administrator by the Master Servicer under the Trust Agreement, for inclusion in the Reports is included in the Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Master Servicer in accordance with the terms of the Trust Agreement, and except as disclosed in the Reports, each Servicer has fulfilled its obligations under the applicable Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicers' compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee, the Master Servicer and the Servicers.


     Date:  March 29, 2006


     By: /s/ Michelle Gill
        ----------------------
        Name:  Michelle Gill
        Title: Vice President

                                  EXHIBIT 99.1
                  JPMorgan Chase Bank N.A., as Master Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                  -------------


PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


                         Report of Independent Auditors


To the Board of Directors of
JPMorgan Chase Bank, N.A.:

We have examined management's assertion about JPMorgan Chase Bank, N.A.'s (the "Company") compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005. The Company has interpreted USAP and determined that USAP minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 are applicable to master servicers and are included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion, as it relates to the Company's compliance with the aforementioned minimum servicing standards, based on our examination. The Company has interpreted USAP and determined that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 are
not applicable to master servicers. The Company uses a subservicing organization to perform the servicing obligations subject to servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 of the
USAP. We did not examine the Company's compliance with the servicing standards referred to in the previous sentence and accordingly, do not express an opinion thereon.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards solely as they relate to standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
------------------------------
March 29, 2006



                                    JPMorgan

                                                                      EXHIBIT I

             Management's Assertion Concerning Compliance with USAP
                          Minimum Servicing Standards


March 29, 2006

As of and for the year ended December 31, 2005, JPMorgan Chase Bank, N.A. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") that we have determined are applicable to master servicers. We have interpreted USAP and determined that minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as set forth in USAP are applicable to master servicers. We have also interpreted that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 as set forth in USAP are not applicable to master servicers; for these minimum servicing standards the Company relies on the performance of its subservicers. This assertion relates specifically to the Company's Master Servicing Portfolio.

It is the Company's policy to obtain and review USAP reports from the independent auditors of its subservicers on an annual basis. Not all of these USAP reports for the year ended December 31, 2005 are available as of March 29, 2006. As of March 29, 2006, the Company has obtained USAP reports for 36% of its subservicers. These subservicers serviced loans comprising 92% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2005. Instances of non-compliance noted in the USAP reports received from the subservicers as of March 29, 2006, have been included in Exhibit II hereto.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000, respectively.


/s/ William Jenkins
-------------------------
William Jenkins
Vice President
JPMorgan Chase Bank, N.A.


/s/ Kelly A. Mathieson
-------------------------
Kelly A. Mathieson
Managing Director
JPMorgan Chase Bank, N.A.



                                                                     Exhibit II

                           JPMorgan Chase Bank, N.A.
                      Subservicers' USAP Report Exceptions


It is the policy of JPMorgan Chase Bank, N.A. (the "Company") to obtain Uniform Single Attestation Program for Mortgage Bankers ("USAP") reports from the independent auditors of its subservicers as of and for the year ended December 31, 2005. As of March 29, 2006, the Company has obtained and reviewed USAP reports for 36% of its subservicers. These subservicers serviced loans comprising 92% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2005. The Company noted instances of noncompliance included in the USAP reports received as of March 29, 2006, which are summarized below.

        Servicer                               Exception
       ----------                             -----------

Ocwen Loan Servicing, LLC        The Company did not comply with the requirement
                                 to   prepare   custodial   bank   account
                                 reconciliations  and   to  resolve  reconciling
                                 items   within  90  calendar  days   of   their
                                 original identification as specified by their minimum servicing standards.

                                 Certain ARM loans serviced by the Company were transferred in with an incorrect look back date due to errors in prior servicer records. These certain loans had ARM adjustments shortly after servicing transfer, but prior to the Company receiving the related mortgage documents from the prior servicer. When the Company received the mortgage documents and these errors were identified, the Company did not adjust the principal and interest payment amount. The Company has subsequently made adjustments to their procedures when they identify an error in prior servicer data to analyze the effect on the customer's account and make the appropriate adjustment.

North Fork Bancorporation, Inc.  The Company did not comply with the requirement
                                 to  prepare   custodial   bank   account
                                 reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

PHH Mortgage Corporation         The   Company   completed  all  custodial  bank
                                 account  reconciliations  within 60 days of the
                                 cutoff  date,  however  did  not  complete  all
                                 reconciliations within 45 days of the cutoff as
                                 specified by the minimum  servicing  standards.
                                 As such, the Company has determined that it was
                                 materially  non-compliant  with the requirement
                                 to   prepare   custodial   bank   account
                                 reconciliations within 45 days after the cutoff date.

                                 During  the  year ended December  31, 2005, the
                                 Company  determined   it   was   materially
                                 non-compliant with the requirement to resolve reconciling items resulting from custodial bank account reconciliations within 90 calendar days as specified by the minimum servicing standards.



GS Mortgage Securities Corp.
85 Broad Street
New York, New York 10004


Reference is made to each pooling and servicing agreement listed on Exhibit A hereto (each, an "Agreement") entered into by JPMorgan Chase Bank, N.A., (the "Master Servicer").

(a) a review of the activities of the Master Servicer during the preceding fiscal year and of performance under this Agreement has been made under such officer's supervision, and

(b) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under this Agreement throughout such fiscal year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof and the action being taken by the Master Servicer to cure such default.


JPMorgan Chase Bank, N.A.

By: /s/ William Jenkins              March 15, 2006
----------------------------
William Jenkins
Vice President




                                   EXHIBIT A

GSAA 2005-11
GSAA 2005-14
GSR  2005-1F
GSR  2005-2F
GSR  2005-3F
GSR  2005-4F
GSR  2005-5F
GSR  2005-6F
GSR  2005-7F
GSR  2005-8F

                                  EXHIBIT 99.2
                Countrywide Home Loans Servicing LP, as Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                  -------------



                        KPMG LLP                      Telephone  213 972 4000
                        Suite 2000                    Fax        213 822 1217
                        355 South Grand Avenue        Internet   www.us.kpmg.com
                        Los Angeles, CA  90071


                        Independent Accountants' Report

The Board of Directors
Countrywide Financial Corporation:

We have examined management's assertion, included in the accompanying Management Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and
Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single
Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP
---------------------------
March 3, 2006





                                              COUNTRYWIDE
                                              Home Loans

                                              2900 Madera Road
                                              Simi Valley, California 93065-6298
                                              (805)955-1000

                             Management's Assertion

March 3, 2006

As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage banker's (fidelity) bond in the amount of $200 million and an errors ad omissions policy in the amount of $100 million and $130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.



/s/ Steve Balley
------------------------------
Steve Balley
Senior Managing Director and
Chief Executive Officer, Loan Administration

/s/ Kevin Meyers
------------------------------
Kevin Meyers
Managing Director and Chief Financial Officer,
Loan Administration



                                        COUNTRYWIDE
                                        Home Loans

                                        400 Countrywide Way
March 10, 2006                          Simi Valley, California 93065-6298


JPMorgan Chase Bank
Re: please see attached list
6525 West Campus Oval, Suite 200
New Albany, OH 43054
Attn: Carrie Grome


                             OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2005 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.



By: /s/ Joseph M. Candelario                    March 10, 2006
----------------------------                    --------------
Joseph M. Candelario                            Date
First Vice President
Compliance Officer
Loan Administration



GSAA   2005-11
GSAA   2005-14
GSMPS  2005-RP3
GSR    2004-03F
GSR    2004-10F
GSR    2004-11
GSR    2004-15F
GSR    2004-2F
GSR    2004-4
GSR    2004-8F
GSR    2004-9
GSR    2005-1F
GSR    2005-2F
GSR    2005-3F
GSR    2005-4F
GSR    2005-5F
GSR    2005-6F
GSR    2005-7F
GSR    2005-8F
TMTS   2004 1HE
TMTS   2004 3HE
TMTS   2004 7HE
TMTS   2004 5HE
TMTS   2004 9HE
TMTS   2004 18SL
IXIS   2005-HE3

                                  EXHIBIT 99.3
                 GreenPoint Mortgage Funding, Inc., as Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                  -------------

KPMG LLP
55 Second Street
San Francisco, CA  94105


                        Independent Accountants' Report

The Board of Directors
North Fork Bancorporation, Inc.:

We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about GreenPoint Mortgage Funding, Inc.'s compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.

Our examination disclosed the following material noncompliance with minimum servicing standards over custodial bank accounts as of and for the year ended December 31, 2005. Certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved within 90 calendar days of their original identification.

In our opinion, except for the material noncompliance described in the third paragraph, GreenPoint Mortgage Funding, Inc. complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005.


/s/ KPMG LP
-----------------
February 21, 2006


                                                        100 Wood Hollow Drive
                                                        Novato, CA 94945
                                                        (800) 462-2700

                                                        GreenPoint Mortgage


                              Management's Assertion

February 21, 2006

As of and for the year ended December 31, 2005, GreenPoint Mortgage Funding,Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except as follows:

..    During the year, certain  custodial bank  account  reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved within 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.


As of and for the year ended December 31, 2005, GreenPoint Mortgage Funding,Inc. had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000 and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.

Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer

/s/ Steve Abreu                          /s/ Dave Petrini
-----------------------                 -----------------------
Steve Abreu                             Dave Petrini
Chief Executive Officer                 Chief Financial Officer


/s/ Becky Poisson
-------------------------
Becky Poisson
Executive Vice President of Technology and Servicing

                                                                 PO Box 84013
                                                      Columbus, GA 31908-4013
                                                            Tel. 800.784.5566

                                                          GreenPoint Mortgage


                               February 27, 2006

     RE: Annual  Statement of Compliance for the Servicing  Agreement  listed on
         Exhibit A hereto (each as "Agreement") by GreenPoint Mortgage Funding, Inc., as Servicer

Ladies and Gentlemen:

     Pursuant to the Servicing Agreement with respect to the above-referenced offering, the undersigned office of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meaning used in the Servicing Agreement):

     1. A review of the activities of the Servicer and its performance under the Servicing Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

     2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the Servicing Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period except as follows:

        During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

                                            Very truly yours,

                                            GREENPOINT MORTGAGE
                                            FUNDING, INC., as Servicer

                                         By: /s/ Michael De Francesco
                                            ------------------------
                                            Michael De Francesco
                                            Senior Vice President
                                            Loan Administration



                                                               PO Box 84013
                                                    Columbus, GA 31908-4013
                                                          Tel. 800.784.5566

                                                        GreenPoint Mortgage

                                   EXHIBIT A
                                  -----------

    TMTS   2004   5HE          CSFB   2002     5         GSR   2004   13F
    TMTS   2004   7HE          CSFB   2002     9         GSR   2005    1F
    TMTS   2004   9HE          CSFB   2002    10         GSR   2005    8F
    TMTS   2004  11HE          CSFB   2002    18         GSAA  2005    11
    TMTS   2004  19HE          CSFB   2002    22         GSAA  2005    14
    TMTS   2004  21HE          CSFB   2002    26
    TMTS   2004  16SL          CSFB   2002   AR8
                               CSFB   2003  AR24
                               CSFB   2003  AR28

                                  EXHIBIT 99.4
                     National City Mortgage Co., as Servicer
        Annual Independent Accountants' Servicing Report with Management
             Assertion Annual Servicer's Statement as to Compliance
                                  -------------


                         Ernst & Young LLP              Phone (216) 861-5000
                         Suite 1300                      www.ey.com
                         Cleveland, Ohio

                 Report on Management's Assertion on Compliance
         with the Specified Minimum Servicing Standards Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

                        Report of Independent Accountants


Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers during the year-ended December 31, 2005. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2005, is fairly stated, in all material respects.

/s/ Ernst & Young LLP
---------------------
March 1, 2006



                                   National City Mortgage Co.
                                   A Subsidiary of National City Bank of Indiana 3232 Newmark Drive . Miamisburg, Ohio 45342
                                   Telephone: (937) 910-1200

                                   Mailing Address:
                                   P.O. Box 1820
                                   Dayton, Ohio 45401-1820


           Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program
                              for Mortgage Bankers

                              Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of December 31, 2005 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.


                                   /s/ Steven M. Scheid
                                   -------------------------
                                   Steven M. Scheid
                                   Senior Vice President


                                   /s/ T. Jackson Case, Jr.
                                   -------------------------
                                   T. Jackson Case, Jr.
                                     Executive  Vice President

March 1, 2006


                                   Exhibit A

                     Specified Minimum Servicing Standards


I.   Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a.   be mathematically accurate;

        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

        d.   document  explanations for reconciling items. These reconciling
             items shall  be  resolved   within  ninety  (90) calendar days  of
             their original  identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




                                   National City Mortgage Co.
                                   A Subsidiary of National City Bank of Indiana 3232 Newmark Drive . Miamisburg, Ohio 45342
                                   Telephone: (937) 910-1200

                                   Mailing Address:
                                   P.O. Box 1820
                                   Dayton, Ohio 45401-1820


                              COMPANY CERTIFICATION

I, T. Jackson Case, Jr., hereby certify to J.P.MORGAN MORTGAGE ACQUISITION CORP., that I am a duly elected Executive Vice President of National City Mortgage Corporation (the "Company"), a corporation organized under the laws of the State of Ohio and further as follows:

    (i) A review of the activities of the Servicer during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision,

    (ii) The Servicer has fully complied with the provisions of this Agreement and

    (iii) To the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof.



National City Mortgage

Certified By:  /s/  T. Jackson Case, Jr.      Date:  March 2, 2006
               -------------------------             --------------
Name:          T. Jackson Case, Jr.

Title:         Executive  Vice President



                                   National City Mortgage Co.
                                   A Subsidiary of National City Bank of Indiana 3232 Newmark Drive . Miamisburg, Ohio 45342
                                   Telephone: (937) 910-1200

                                   Mailing Address:
                                   P.O. Box 1820
                                   Dayton, Ohio 45401-1820


                                  ATTACHMENT TO
                         ANNUAL STATEMENT OF COMPLIANCE

CSFB  2002-34
CSFB  2002-AR13
CSFB  2002-AR27
CSFB  2002-AR28
CSFB  2002-AR31
CSFB  2002-AR33
CSFB  2003-11
CSFB  2003-17
CSFB  2003-AR12
CSFB  2003-AR15
CSFB  2003-AR2
CSFB  2003-AR26
GSAA  2005-11
GSAA  2005-14
GSAMP 2005-SEA1
GSR   2003-7F
GSR   2003-9
GSR   2004-03F
GSR   2004-10F
GSR   2004-11
GSR   2004-13F
GSR   2004-6F
GSR   2004-9
GSR   2005-2F
GSR   2005-3F
GSR   2005-4F
GSR   2005-5F
GSR   2005-6F
GSR   2005-7F
GSR   2005-8F

                                  EXHIBIT 99.5
                       Suntrust Mortgage Inc., as Servicer
        Annual Independent Accountants' Servicing Report with Management
           Assertion and Annual Servicer's Statement as to Compliance
                                  -------------


                                               PricewaterhouseCoopers LLP
                                               10 Tenth Street, Suite 1400
                                               Atlanta GA 30309-3851
                                               Telephone: (678) 419 1000
                                               Facsimile: (678) 419 1239


                        Report of Independent Accountants

To the Board of Directors and Shareholder of SunTrust Mortgage, Inc. and Subsidiaries:

We have examined management's assertion about SunTrust Mortgage, Inc. and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers, LLP
-------------------------------
February 21, 2006

                                                        SunTrust Mortgage
                                                        901 Semmes Avenue
                                                        Richmond, Virginia 23224


                                                                    Exhibit I

                  Management's Assertion Concerning Compliance
                     with USAP Minimum Servicing Standards

March 17, 2006

As of and for the year ended December 31, 2005, SunTrust Mortgage, Inc. and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a SunTrust Banks, Inc. and subsidiaries fidelity bond and errors and omissions policy in the amounts of $150 million.


 /s/ Sterling Edmunds, Jr.
 ------------------------------
 Sterling Edmunds, Jr.
 Chairman, Chief Executive Officer


 /s/ Marvin L. Watts
 ------------------------------
 Marvin L. Watts
 Executive Vice President, Executive Servicing &
 Operations Manager


 /s/ John R. Purcell, Jr.
 ------------------------------
 John R. Purcell, Jr.
 Loan Servicing Manager




                                                     SunTrust Mortgage, Inc.
                                                        Post Office Box 26149
                                                        Richmond, VA 23260-6149
                                                        Toll Free 1.800.634.7928
                                                        www.suntrustmortgage.com


JP Morgan Chase, Master Servicing
6525 West Campus Oval, Suite 200
New Albany, OH 43054

RE: ANNUAL SERVICING CERTIFICATION
Deal Names: GSR 2005-7F - GSR 2005-5F - GSR 2005-8F  GSAA 2005-11 - GSAA 2005-14

In connection with the loans serviced by SunTrust Mortgage, Inc. for JP Morgan Chase, I, the undersigned officer, hereby certify the following as December 31, 2005:

* All real estate taxes, special assessments and any charges that may become a lien upon the property and which became due in the last calendar year have been paid. This also includes verification of payment with taxing authorities for non-impound accounts.

* For those loans with escrow/impound accounts for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future amounts due.

* All FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and such coverage is in full force and effect.

* All properties are adequately insured against casualty loss and, if applicable, flood loss and we are in possession of the original hazard insurance and floor insurance policies.

* Fidelity Bond coverage and Errors and Omissions coverage combined policy of $150,000,000 is adequate and in place and the applicable premiums have been paid.

* All interest and/or monthly payment adjustments for ARM and GPM loans have been made in accordance with the mortgage terms. Timely and proper notice of such changes was provided to the mortgagors.

* All property inspections have been completed according to the provisions of our Servicing Agreement, if applicable.

* The P&I custodial account and any clearing accounts are maintained in a depository institution the deposits of which are insured by the Bank Insurance Fund. The depository institution meets or exceeds the most recent financial rating requirements set forth by FNMA.

*      We have  complied  with  all other provisions of the Servicing Agreement.

* We are in compliance with IRS requirements and all federal, state, and local laws for reporting the receipt of interest, payment of fees, or acquisition of properties.

* To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the preceding year has been conducted in compliance with all other provision of the Servicing Agreement(s)/Purchase and Sale Agreement(s) barring such exceptions as listed. Any exceptions to this certification are listed on an attachment along with explanations concerning their completion. If none are listed, it should be considered that there are no exceptions.


BY: /s/ Annette Holman-Foreman                  DATE: March 15, 2006
    --------------------------
    Annette Holman-Foreman, VP
        (name and title)

                                  EXHIBIT 99.6
                      Wells Fargo Bank, N.A., as Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                  -------------

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA  50309


                        Independent Accountants' Report


The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:

We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects.


/s/  KPMG LLP
--------------------
February 21, 2006

             Assertion of Management of Wells Fargo Home Mortgage,
                      a division of Wells Fargo Bank, N.A.

As of and for the year ended December 31, 2005, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amount of $100 million and $20 million, respectively.



    /s/ Michael J. Heid                                February 21, 2005
  --------------------------
  Michael J. Heid, Division President, Capital Markets, Finance & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


    /s/ Franklin R. Codel                              February 21, 2005
  --------------------------
  Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


    /s/ Mary Coffin                                    February 21, 2005
  --------------------------
  Mary Coffin, Executive Vice President, Servicing & Post Closing
  Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


    /s/ Cara K. Heiden                                 February 21, 2005
  --------------------------
  Cara K. Heiden, Division President, Nat'l Consumer & Institutional Lending Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.




Wells Fargo Home Mortgage, Inc.                    One Home Campus
                                                   Des Moines, IA  50328-0001



February 24, 2006


                                  See Attached Listing of Pools
RE:  2005 Annual Certification


We hereby certify to the best of our knowledge and belief that for the calendar year of 2005:

    1. All real estate taxes, bonds assessments and other lienable items have been paid.

    2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

    3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

    4.  We have made all property inspections as required.

    5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

    6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

By:     /s/ John B. Brown
        ------------------
        John B. Brown
        Vice President
        Wells Fargo Home Mortgage



GSR    2003-7F
GSR    2004-4
GSAMP  2004-SEA1
GSR    2004-11
GSRPM  2004-1
GSR    2004-8F
GSR    2004-9
GSMPS  2004-4
GSR    2004-13F
GSR    2005-1F
GSAMP  2005-SEA1 - DEUTSCHE BANK
GSMPS  2005-RP2
GSR    2005-5F
GSMPS  2005-LT1
GSR    2005-7F
GSMPS  2005-RP3
GSAA   2005-11
GSAMP  2005-SEA2
GSR    2004-2F
GSR    2004-10F